Form 10KSB
period 2005-09-30
Scala Minerals, Inc
filed 2006-01-06
CIK 1307787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                            ------------------

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-121613
                                               ----------

                              SCALA MINERALS, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)



            Nevada                                    Applied for
            ------                                   -------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                              604 -318 Homer Street
                   Vancouver, British Columbia, Canada V6B 2V2
                   --------------------------------------------
                    (Address of principal executive offices)

                                 (604) 858-9887
                                 --------------
               Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                       Name of each exchange on which
     to be so registered                       each class is to be registered

           None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

      Yes     X                                  No
         ----------                                ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       Yes      X                               No
          -----------                             -----------


State issuer's revenues for its most recent fiscal year:            Nil
                                                          ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $25,800 as at December 29, 2005
                         -------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,014,000 shares of common stock at December 29, 2005
              -----------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page

ITEM  1:  DESCRIPTION OF BUSINESS.............................................4
ITEM  2:  DESCRIPTION OF PROPERTY.............................................4
ITEM  3:  LEGAL PROCEEDINGS..................................................11
ITEM  4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11
ITEM  5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11
ITEM  6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12
ITEM  7:  FINANCIAL STATEMENTS...............................................12
ITEM  8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES..........................................27
ITEM  9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......27
ITEM 10:  EXECUTIVE COMPENSATION.............................................28
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....29
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30
ITEM 13:  EXHIBITS AND REPORTS...............................................30
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................30

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are an exploration stage company. We were incorporated on June 2, 2004, under the laws of the state of Nevada. In July of 2004 we were granted an option to acquire a 100% interest in a mineral claim unit, known as the Shore claim.

Shore Claim Property Option Agreement

Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:

  a) Cash Payments totaling $13,000 as follows:

      -       $3,000 by July 2, 2004 (paid); and
      -       an additional $10,000 by December 1, 2005.

     As at September 30, 2005, the agreement was in good standing. However, subsequent to the year end the Company did not make cash payment of $10,000. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

  b) Expenditure Commitments

     Incurring, or causing to be incurred, exploration and development work on the Claims totalling at least $155,000 by July 1, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

      -      $10,000 in expenditures on the Claims by January 1, 2006;
      - an additional $45,000 in expenditures on the Claims by July 1, 2006; and
      - an additional $100,000 in expenditures on the Claims by July 1, 2007.

  c) Assessment Work

     Paying, or causing to be paid, to the Optionor, or on the Optionor's behalf, as the Company may determine, all Claims payments and assessment work required to keep the Claims and this Option in good standing during the term of this Agreement.

Title to the Shore Claim

The Shore Claim consists of one mineral claim. The property originally consisted of two mineral claims. However, in June 2005, the property was converted into one mineral claim under British Columbia's new electronic, Internet based recording system. The total area of the claims has been expanded to 186.296 hectares. There are no other underlying agreements or interests in the property, other than our option described above.

This claim will only be valid as long as we spend a minimum of $4,000 in exploration work on each claim each year. Alternatively, we may pay the same amount per claims in cash to the British Columbia government in order to maintain the claims in good standing. This exploration work, or cash payments in lieu, will be due by February 15, 2006.

Specifics of the Shore mineral claim is as follows:

Claim Name        Claim Number   Date of Recording       Date of Expiry
----------        ------------   -----------------       --------------
Shore               508344       February 15, 2004      February 15, 2006

In order to keep the claim comprising the Shore claim in good standing, we must incur at least $4,000 in exploration work on the claim prior to February 15, 2006. The expiry date is thereby extended for an additional two years.

Description, Location and Access

The Shore claim is located in the Nicola Mining Division approximately 65 kilometers southwest of Kamloops and about 20 kilometers northeast of Merritt, British Columbia. The property is centered at 50(0)09'30" north latitude and 120(0)34'12" west longitude.

Topographic relief in the exploration area includes cliffy outcrops alternating with gently tilted slopes rising toward the hills. On average, the relief is moderate, ranging from about 620 meters to about 700 meters at the northern limits of the property. The area is semi-arid and vegetation consists of sage, willow and scarce pine. To the north, moderately dense stands of pine and fir trees with little underbrush alternate with talus cones.

Access to the property from Kamloops or Merritt is via highway 5A to Nicola and then by secondary paved road. The property lies 1.5 kilometers from the junction on the northern shore of the Nicola Lake. A paved road accesses the northern part of the property and a dirt road runs southward to the central part of the property.

Rock exposure varies within the property. The south area of the property has abundant rock exposure, but the northern part is covered by boulders, scree and glacial drift and overgrown with sage and grass. The thickness of topsoil and glacial drift may locally reach five meters.

The city of Kamloops is the closest industrial center that provides all services required to conduct mineral exploration.

There is no power source located on the Shore claim. We will need to use portable generators if we require a power source for exploration of the property.

Mineralization and Exploration History

The Shore claim is host to epithermal mineralization emplaced along northeast, north and north-northwest trending shear zones. Epithermal mineralization refers to zones of anomalous amounts of metals originally formed deep within the earth's crust from ascending lava. Shear zones are areas of deformed rock caused by its lateral movement created by pressure.

The shear zones a re as much as three meters wide and are locally rimmed by quartz zones. Quartz is often found in close proximity to precious metals such as gold and silver. The rocks in these quartz zones contain cavities filled with limonite, clay and magnetite. Limonite and magnetite are both forms of iron oxide. The metals that we are seeking on the Shore claim are often present in places with high iron oxide content.

The earliest prospecting and exploration works were conducted on the property during the 1930s, when Nicola Mines and Metals Ltd. controlled a portion of the Shore claim area. The work included adit driving to explore copper, gold and silver mineralization. An adit is an opening driven horizontally into a side of a hill or mountain in order to access rock within.

During the 1970s and 1980s, geochemical and geophysical surveys, as well as some drilling, were conducted on the claim. Geochemical surveys involve gathering soil or pieces of rock from the property and sending them to a laboratory where they are crushed and analyzed for metal content. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization.

During these surveys, anomalous magnetic and electro-magnetic zones and copper-bearing areas were delineated. Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks that are often found alongside base metals such as copper and precious metals such as gold and silver. Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.

In November 2004, we retained Mr. Bohumil B. Molak, a professional geoscientist, to complete an initial review of the Shore claim. During his review of the property, he gathered a total of nine rock samples. The laboratory analysis of these samples resulted in the discovery of anomalous values of copper, gold and silver.

Geological Assessment Report: Shore Claim

We retained Bohumil B. Molak to prepare a geological summary report on the Shore claim. Dr. Molak is a professional geoscientist, which is a license granted by the Association of Professional Engineers and Geoscientists of British Columbia, which allows a person to practice geoscience in the province. Geoscience is the analysis of the earth's surface and sub-surface for the potential presence of minerals.

Dr. Molak graduated from the Comenius University, Czechoslavkia, with Bachelor of Science (Economic Geology), Master of Science (Economic Geology) and Doctor of Philosophy degrees. Since 1970, Dr. Molak has been involved in geological research, prospecting and exploration for metals.

Dr. Molak concludes that the Shore claim have the potential to contain gold mineralization at depth. He recommends a two-phase exploration program to further evaluate the Shore claim.

Phase I would consist of additional sampling of rock and soil from the property for metal analysis, as well as geophysical surveys to determine the potential for significant mineralization under the property surface. It is estimated that Phase I would take approximately seven days to complete. Compilation and interpretation of data would take an additional month.

Phase II would consist of geological mapping, additional sampling in prospective areas and trenching. Geological mapping involves plotting previous exploration data relating to the Shore claim on a map in order to determine the best property locations to conduct subsequent exploration work. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analyzed for mineral content. It is estimated that Phase I would take approximately seven days to complete. Compilation and interpretation of data would take an additional month. The description of the steps involved in the two phase exploration program, namely sampling and geophysical surveys (phase one) and geological mapping, additional sampling in prospective areas and trenching (phase two), were included in Dr. Molak's geology report on the claim.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     - Water discharge will have to meet water standards;
     - Dust generation will have to be minimal or otherwise re-mediated;
     - Dumping of material on the surface will have to be re-contoured and re-vegetated;
     - An assessment of all material to be left on the surface will need to be environmentally benign;
     - Ground water will have to be monitored for any potential contaminants;

     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
     - There will have to be an impact report of the work on the local fauna and flora.

We will not incur any costs in complying with existing or probable governmental regulations, including environmental laws, in conducting Phase I or Phase II of our intended exploration on the Shore claim.

We will be required to obtain work permits in order to proceed with a subsequent drilling program on the Shore claim and any subsequent exploration work those results in a physical disturbance to the land. A work permit is also required for the erection of structures on the property. The cost of complying with government regulation through any drilling stages should not exceed $10,000.

The amount of government regulatory and environmental costs during a potential production phase is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any minerals or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position. However, compliance costs could be as high as $100,000.

Employees

We have no employees as of the date of this annual report other than our director.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We currently do not have any operations and we have no income. As of September 30, 2005, we had cash in the amount of $4,687. The Company has a working capital deficiency of $675 and has incurred losses since inception of $29,475 and further losses are anticipated in the operating activities of the Company raising substantial doubt as to the Company's ability to continue as a going concern.

We will require additional financing in order to meet the anticipated exploration costs and to sustain our business operations. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including our ability to locate and option a prospective mineral property, the market prices for gold, copper, nickel and platinum group metals, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral property that we optioned will contain commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liabilities for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the year ended September 30, 2005, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our operating and exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

The legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTOR OWNS 37.43% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our director owns approximately 37.43% of the outstanding shares of our common stock. Accordingly, she will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mrs. Elena Krioukova is presently required to spend only 20% of her business time on business management services for our company. While Mrs. Krioukova presently possesses adequate time to attend to our interests, it is possible that the demands on Mrs. Krioukova from her other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mrs. Krioukova may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We expect to apply for listing of our common stock on the over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1)  actual or anticipated variations in our results of operations;
(2)  our ability or inability to generate new revenues;

(3)  increased competition; and
(4)  conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 604-318 Homer Street, Vancouver, British Columbia, Canada.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we intend to apply to have our shares of common stock quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful. We have 31 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Shore Claim in which we have a 100% option interest. We anticipate that this program will cost us $14,150.

The Company did not make a $10,000 cash payment on December 1, 2005. As of the date of this annual report the Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

In addition, we anticipate spending $10,000 on professional fees and $15,000 on administrative expenses. Our cash on hand at December 29, 2005 was $3,477. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For the Year Ended September 30, 2005

We did not earn any revenues during the year ending September 30, 2005. During the year ended September 30, 2005, we incurred operating expenses in the amount of $22,039 compared to operating expenses of $7,436 incurred during the period from June 2, 2004 (Inception) to September 30, 2004. These operating expenses were comprised of professional fees of assay of $211 (2004: $Nil), consulting of $1,000 (2004: $Nil), filing of $3,127 ($2004: $Nil), management fees of $5,000
(2004: $Nil), office and sundry expenses of $1,084 (2004: $136), professional fees of $10,156 (2004: $4,300) mineral property costs of $661 (2004: $3,000), and travel expenses of $800 (2004: $Nil).

As at September 30, 2005, the Company had $4,687 in cash and liabilities totalling $5,362 for a working capital deficiency of $675 compared to working capital of $21,364 as at September 30, 2004.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)

                                                                MORGAN & COMPANY
                                                           Chartered Accountants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of
Scala Minerals Inc.
(An exploration Company)


We have audited the accompanying balance sheets of Scala Minerals Inc. as of September 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2005, for the period from June 2, 2004 (inception) to September 30, 2004, and for the cumulative period from June 2, 2004 (inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the year ended September 30, 2005, for the period from June 2, 2004 (inception) to September 30, 2004, and for the cumulative period from June 2, 2004 (inception) to September 30, 2005 in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated a deficit of $29,475 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regards to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                            "Morgan & Company"

December 29, 2005                                         Chartered Accountants


Tel: (604) 687-5841            Member of           P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075              ACPA         Suite 1488-700 West Georgia Street
www.morgan-cas.com           International               Vancouver, B.C. V7Y 1A1

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30
                                                                                     2005                   2004
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current
Cash                                                                       $         4,687        $       25,764
=====================================================================================================================

LIABILITIES

Current
Accounts payable and accrued liabilities                                   $         5,362        $        4,400
                                                                           ------------------------------------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

Common Stock (Note 4)
Authorized:
75,000,000 shares with a par value of $0.001

Issued and Outstanding:
8,014,000 shares                                                                     8,014                 8,014

Additional paid-in capital                                                          20,786                20,786

Deficit Accumulated During The Exploration Stage                                   (29,475)               (7,436)
                                                                           ------------------------------------------
                                                                                      (675)               21,364
                                                                           ------------------------------------------

                                                                           $         4,687        $       25,764
=====================================================================================================================

Nature And Continuance Of Operations (Note 1)







    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                             STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                  Period               Cumulative
                                                                                   From               Period From
                                                            Year               June 2, 2004           June 2, 2004
                                                            Ended             (Inception) to         (Inception) to
                                                        September 30,         September 30,          September 30,
                                                            2005                   2004                   2005
---------------------------------------------------------------------------------------------------------------------
Revenue                                            $              -      $               -     $               -
                                                   ------------------------------------------------------------------

Expenses
     Assay                                         $            211      $               -     $             211
     Consulting                                               1,000                      -                 1,000
     Filing                                                   3,127                      -                 3,127
     Management fees                                          5,000                      -                 5,000
     Office and sundry                                        1,084                    136                 1,220
     Professional fees                                       10,156                  4,300                14,456
     Mineral property costs                                     661                  3,000                 3,661
     Travel                                                     800                      -                   800
                                                   ------------------------------------------------------------------
                                                             22,039                  7,436                29,475
                                                   ------------------------------------------------------------------

Net Loss For The Period                            $        (22,039)     $          (7,436)    $         (29,475)
=====================================================================================================================


Basic And Diluted Loss Per Share                   $          (0.00)     $           (0.00)
===========================================================================================


Weighted Average Number Of Shares Outstanding
                                                          8,014,000              6,488,900
===========================================================================================


    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                             STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Period            Cumulative
                                                                                             From             Period From
                                                                       Year              June 2, 2004        June 2, 2004
                                                                       Ended            (Inception) to      (Inception) to
                                                                   September 30,        September 30,        September 30,
                                                                       2005                  2004                2005
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                  $          (22,039)   $           (7,436)  $          (29,475)

     Change in non-cash working capital balance related to operations:
         Accounts payable and accrued liabilities                            962                 4,400                5,362
                                                              --------------------------------------------------------------
                                                                         (21,077)               (3,036)             (24,113)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                28,800               28,800
                                                              --------------------------------------------------------------

 Increase (Decrease) In Cash During The Period                           (21,077)               25,764                4,687

Cash, Beginning Of Period                                                 25,764                     -                    -
                                                              -------------------------------------------------------------

Cash, End Of Period                                           $            4,687    $           25,764   $            4,687
============================================================================================================================


    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

           PERIOD FROM JUNE 2, 2004 (INCEPTION) TO SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                        COMMON SHARES           ADDITIONAL        DURING THE
                                                 ----------------------------
                                                                    PAR          PAID-IN         EXPLORATION
                                                    NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                 --------------------------------------------------------------------------------
Balance, June 2, 2004 (Date of inception)               -       $      -      $       -       $         -         $        -

Capital stock issued for cash:
     June 2004 at $0.001                            6,000,000         6,000           -                 -                 6,000
     June 2004 at $0.01                             1,200,000         1,200         10,800              -                12,000
     July 2004 at $0.01                               800,000           800          7,200              -                 8,000
     July 2004 at $0.20                                14,000            14          2,786              -                 2,800
Net loss for the period                                 -              -              -              (7,436)             (7,436)
                                                 --------------------------------------------------------------------------------
Balance, September 30, 2004                         8,014,000   $     8,014   $     20,786    $      (7,436)      $      21,364

Net loss for the year                                   -              -              -             (22,039)            (22,039)
                                                 --------------------------------------------------------------------------------
Balance, September 30, 2005                         8,014,000   $     8,014   $     20,786    $     (29,475)      $        (675)
                                                 ================================================================================


   The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the State of Nevada on June 2, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

    These financial statements have been prepared on a going concern basis.  The
     Company has incurred losses since inception resulting in an accumulated deficit of $29,475 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America nd are expressed in US dollars. The Company's fiscal year end is September 30.

     b)  Cash and Cash Equivalents

         The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     c)  Mineral Property Acquisition Payments and Exploration Costs

         The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)  Mineral Property Acquisition Payments and Exploration Costs (Continued)

         The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

     d)  Exploration Expenditures

         The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

         Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

         If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

         The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

         The accumulated  costs of properties that are developed on the stage of
         commercial   production   will  be  amortized  to  operations   through
         unit-of-production depletion.

     e)  Use of Estimates and Assumptions

         The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Foreign Currency Translation

         The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

     g)  Financial Instruments

         The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     h)  Environmental Costs

         Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

     i)  Income Taxes

         Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)  Basic and Diluted Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

     k)  Stock Based Compensation

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended September 30, 2004.

         The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To September 30, 2005, the Company has not granted any stock options.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k)  Stock Based Compensation (Continued)

         The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.


         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

     l)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     m)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

     n)  Recent Accounting Pronouncements

         In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2, "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on May 26, 2005.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)  Recent Accounting Pronouncements (Continued)

         In March 2004, the EITF issued EITF 04-3, "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on May 26, 2005.

         During November and December 2004, FASB has also issued SFAS No. 151, 152, and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.


3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:


     a)  Cash Payments totaling $13,000 as follows:

         -  $3,000  by July 2,  2004  (paid);  and
         -  an  additional $10,000 by December 1, 2005.

         As at September 30, 2005, the agreement was in good standing. However, subsequent to the year end the Company did not make cash payment of $10,000. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

     b)  Expenditure Commitments

         Incurring, or causing to be incurred, exploration and development work on the Claims totalling at least $155,000 by July 1, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

         - $10,000 in  expenditures  on the  Claims by  January  1,  2006;
         - an additional $45,000 in expenditures on the Claims by July 1, 2006; and
         - an additional $100,000 in expenditures on the Claims by July 1, 2007.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)

3.   MINERAL PROPERTY (Continued)

     c)  Assessment Work

         Paying,  or causing to be paid, to the Optionor,  or on the  Optionor's behalf, as the Company may determine, all Claims payments and assessment work required to keep the Claims and this Option in good standing during the term of this Agreement.

4.   SHARE CAPITAL

     The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of one tenth of one cent ($0.001) per share.

     During the period from June 2, 2004 (Inception) to September 30, 2004, the Company issued 8,014,000 common shares for total cash proceeds of $28,800.

     At September 30, 2005, there were no outstanding stock options or warrants.


5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2005, the Company incurred $3,000 for filing services and $5,000 for management services which were charged to operations.


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the year ended September 30, 2005, the Company incurred $1,626 for accounting services which were charged to operations.

     As at September 30, 2005, accounts payable due to a related party was $61 (2004 - $100).


6.   INCOME TAXES

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $7,436 which expire in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                            (Stated in U.S. Dollars)


6.   INCOME TAXES (Continued)

     The components of the net deferred tax asset at September 30, 2004, and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                                       2005                 2004
                                                                    -------                 ----
    Net operating loss                                          $     29,475        $      7,436
    Statutory tax rate                                                  34%                 34%
    Effective tax rate                                                  -                   -
    Deferred tax asset                                          $     10,022        $      2,528
    Valuation allowance                                         $    (10,022)       $     (2,528)
                                                                --------------------------------------

    Net deferred tax asset                                      $       -           $       -
                                                                ======================================

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2005 fiscal year. This evaluation was conducted with the participation of our chief executive and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                 Age
----------------                 ---
Elena Krioukova                   44

Executive Officers:

Name of Officer                  Age            Office
---------------                  ---            -------
Elena Krioukova                   44            President, Chief
                                                Executive Officer and
                                                Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mrs. Elena Krioukova has acted as our President, chief executive officer, secretary, treasurer and as a director since our incorporation on June 2, 2004. Mrs. Krioukova graduated from university and earned her engineering degree in 1983. From 1983 to 1994, she worked as a mechanical engineer at JSC Novosibirsk Chemical Concentrates Plant in Novosibirsk, Russia. JSC Novosibirsk Chemical Concentrates Plant, whose website is found at http://www.nccp.ru/EN, is engaged in nuclear fuel powder and pellets production; fuel rods manufacturing for power, commercial and research reactors as well as production of a wide range of lithium products. From 1997 to 2000 Mrs. Krioukova worked as an accountant with Westmar Consultants, a Vancouver-based engineering firm. From 2000 to present, she has provided financial statements preparation and EDGAR formatting services to private and public companies through EdgarAgent Filing Services Inc., of 318 Homer Street, Suite 604, Vancouver, British Columbia, her private consulting firm. Mrs. Krioukova does not have any professional training or credentials in accounting.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors.


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended September 30, 2005 and 2004.

                          Annual Compensation                         Long Term Compensation
                          -------------------                         ----------------------
                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
----           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Elena          President/ 2005     $5,000     0      $3,000             0                0          0             0
Krioukova      Chief      2004     $0         0      $0                 0                0          0             0
               Executive
               Officer
               Secretary/Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

Name and principal position           Number of late       Transactions not timely      Known failures to file a
                                      reports              reported                     required form
Elena Krioukova                         Nil                   Nil                         None

(President, Chief Executive Officer
Secretary, Treasurer, and Director)


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 29, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
-------------------------------------------------------------------------------------------------------------------
Common                   Elena Krioukova                     3,000,000                     37.43 %
-------------------------------------------------------------------------------------------------------------------

Directors and Officers                                                                      62.57%
as a Group

The percent of class is based on 8,014,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2005:

         a) A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2005, the Company incurred $3,000 for filing services and $5,000 for management services which were charged to operations.

         b) A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the year ended September 30, 2005, the Company incurred $1,626 for accounting services which were charged to operations.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.


ITEM 13:  EXHIBITS AND REPORTS

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended September 30, 2005.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, billed the following fees for the services indicated:

                                             Fiscal year-ended
                              September 30, 2005            September 30, 2004

Audit fees                         $ 3,500                        $ 1,500
Audit-related fees                       -                              -
Tax fees                                 -                              -
All other fees                     $     -                        $     -

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the quarterly financial statements.

Our audit committee's policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.


SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 05, 2006
                                             Scala Minerals, Inc.

                                             /s/ Elena Krioukova
                                             ---------------------------
                                             Elena Krioukova
                                             President, Chief Executive Officer
                                             Secretary, Treasurer and Director
                                             (Principal Executive Officer,
                                             Principal Financial Officer and
                                             Principal Accounting Officer)