Form 10QSB
period 2005-12-31
Scala Minerals, Inc
filed 2006-02-13
CIK 1307787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2005.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-121613
                                           ----------



                              SCALA MINERALS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                    Applied For
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


604 - 318 Homer Street
Vancouver, British Columbia, Canada                           V6B 2V2
----------------------------------------                 --------------------
(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area code:        604-602-7591
                                                 ------------------------

                                      None
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No | X |

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,500,000 Shares of $0.001 par value Common Stock outstanding as of February 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No | |

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                                    Unaudited

                            (Stated in U.S. Dollars)

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


                                                                                 December 31,           September 30,
                                                                                     2005                   2005
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)              (audited)
ASSETS

Current
     Cash                                                                  $         3,452        $         4,687
     Prepaid expenses                                                              1,000                  -
-------------------------------------------------------------------------------------------------------------------------
                                                                           $         4,452        $         4,687
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $        6,790         $         5,362
                                                                           ----------------------------------------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          8,014,000 shares                                                           8,014                  8,014

     Additional paid-in capital                                                     20,786                 20,786

Deficit Accumulated During The Exploration Stage                                   (31,138)               (29,475)
                                                                           ----------------------------------------------
                                                                                    (2,338)                  (675)
                                                                           ----------------------------------------------

                                                                           $       4,452          $       4,687
=========================================================================================================================


Nature And Continuance Of Operations (Note 1)



    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                    Unaudited
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------------------------------
                                                                                                       Cumulative
                                                                                                      Period From
                                                        Three months           Three months           June 2, 2004
                                                            Ended                 Ended              (Inception) to
                                                        December 31,           December 31,           December 31,
                                                            2005                   2004                   2005
-------------------------------------------------------------------------------------------------------------------------
Revenue                                            $              -      $               -     $               -
                                                   -------------------------------------------------------------------

Expenses
     Assay                                         $              -      $             211     $             211
     Consulting                                                   -                  1,000                 1,000
     Filing                                                       -                    127                 3,127
     Management fees                                              -                      -                 5,000
     Office and sundry                                          235                     97                 1,455
     Professional fees                                        1,428                  1,330                15,884
     Mineral property costs                                       -                      -                 3,661
     Travel                                                       -                    800                   800
                                                   -------------------------------------------------------------------
                                                              1,663                  3,565                31,138
                                                   -------------------------------------------------------------------

Net Loss For The Period                            $         (1,663)     $          (3,565)    $         (31,138)
======================================================================================================================


Basic And Diluted Loss Per Share                   $          (0.00)     $           (0.00)
==============================================================================================

Weighted Average Number Of Shares Outstanding
                                                          8,014,000              8,014,000
==============================================================================================


    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                    Unaudited
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                              Period From
                                                                   Three months          Three months        June 2, 2004
                                                                       Ended                Ended           (Inception) to
                                                                   December 31,          December 31,        December 31,
                                                                       2005                  2004                2005
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the period                                  $           (1,663)   $           (3,565)  $          (31,138)

     Change in non-cash working capital balance
     related to operations:
         Prepaid expenses                                                 (1,000)                    -               (1,000)
         Accounts payable and accrued liabilities                          1,428                (2,700)               6,790
                                                              --------------------------------------------------------------
                                                                          (1,235)               (6,265)             (25,348)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                     -               28,800
     Advance from related party                                                -                  (100)                   -
                                                              --------------------------------------------------------------
                                                                                                  (100)              28,800
                                                              --------------------------------------------------------------

Increase (Decrease) In Cash During The Period                             (1,235)               (6,365)               3,452

Cash, Beginning Of Period                                                  4,687                25,764                    -
                                                              --------------------------------------------------------------

Cash, End Of Period                                           $            3,452    $           19,399   $            3,452
============================================================================================================================



    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

            PERIOD FROM JUNE 2, 2004 (INCEPTION) TO DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                        COMMON SHARES           ADDITIONAL        DURING THE
                                                ----------------------------
                                                                    PAR          PAID-IN         EXPLORATION
                                                    NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                -------------- ------------- --------------- ------------------- --------------
Balance, June 2, 2004 (Date of inception)              -       $      -      $       -       $         -         $        -

Capital stock issued for cash:
     June 2004 at $0.001                           6,000,000         6,000           -                 -                 6,000
     June 2004 at $0.01                            1,200,000         1,200         10,800              -                12,000
     July 2004 at $0.01                              800,000           800          7,200              -                 8,000
     July 2004 at $0.20                               14,000            14          2,786              -                 2,800
Net loss for the period                                -              -              -              (7,436)             (7,436)
                                                -------------- ------------- --------------- ------------------- ---------------
Balance, September 30, 2004                        8,014,000         8,014         20,786           (7,436)             21,364

Net loss for the year                                  -              -              -             (22,039)            (22,039)
                                                -------------- ------------- --------------- ------------------- ---------------
Balance, September 30, 2005                        8,014,000         8,014         20,786          (29,475)               (675)

Net loss for the period                                -              -              -              (1,663)             (1,663)
                                                -------------- ------------- --------------- ------------------- ---------------
Balance, December 31, 2005                         8,014,000   $     8,014   $     20,786    $     (31,138)      $      (2,338)
                                                ============== ============= =============== =================== ===============




    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $31,138 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended September 30, 2005.

     The results of operations for the three months ended December 31, 2005 are not indicative of the results that may be expected for the full year.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Exploration Expenditures (continued)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     l)  Comprehensive Loss
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     m)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

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

         In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.


3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:


     a)  Cash Payments totaling $13,000 as follows:

         -  $3,000  by July 2,  2004  (paid);  and
         -   an  additional $10,000 by December 1, 2005.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

3.   MINERAL PROPERTY (continued)


         As at September 30, 2005, the agreement was in good standing. However, during the three months ended December 31, 2005, the Company did not make cash payment of $10,000. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

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

     At December 31, 2005, there were no outstanding stock options or warrants.


5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2005, the Company incurred $3,000 for filing services and $5,000 for management services which were charged to operations.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

5.   RELATED PARTY BALANCES AND TRANSACTIONS (continued)


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the three months ended December 31, 2005, the Company incurred $428 (2004 - $300) for accounting services which were charged to operations.

     As at December 31, 2005, accounts payable due to a related party was $61 (2004 - $Nil).

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation
-------------------------

Our plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration program on the Shore Claim in which we have a 100% option interest. We anticipate that this program will cost us $14,150.

The Company did not make a $10,000 cash payment on December 1, 2005. As of the date of this quarterly report the Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

In addition, we anticipate spending $12,000 on professional fees and $14,000 on administrative expenses. Our cash on hand at February 6, 2006, was $3,446. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the first phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.


Results Of Operations For Period Ending December 31, 2005

We did not earn any revenues during the three-month period ending December 31, 2005. During the period ended December 31, 2005, we incurred operating expenses in the amount of $1,663 compared to operating expenses of $3,565 incurred during the same period in fiscal 2004. These operating expenses were comprised of assay $Nil (2004:$211), consulting of $Nil (2004: $1,000), filing of $Nil ($2004:
$127), office and sundry expenses of $235 (2004: $97), professional fees of $1,428 (2004: $1,330), and travel expenses of $Nil (2004:$800).

As at December 31, 2005, the Company had $3,452 in cash and liabilities totalling $6,790 for a working capital deficiency of $3,338 compared to working capital deficiency of $675 as at September 30, 2005.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies
----------------------------
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods. These estimates and assumptions are affected by management's application of accounting policies.

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred. If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.


Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. This evaluation was conducted by Elena Krioukova, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

Conclusions

Based upon their evaluation of our controls, Elena Krioukova, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION
--------------------------
Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 10-QSB

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2006


Scala Minerals, Inc.


/s/ Elena Krioukova
------------------------------
Elena Krioukova,
President