Form 10QSB
period 2006-03-31
Scala Minerals, Inc
filed 2006-05-15
CIK 1307787

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended March 31, 2006.

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-121613
                                           ----------



                              SCALA MINERALS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                       Applied For
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

604 - 318 Homer Street
Vancouver, British Columbia, Canada                             V6B 2V2
---------------------------------------        ---------------------------------
(Address of principal executive offices)                 (Postal or Zip Code)


Issuer's telephone number, including area  code:             604-602-7591
                                               ---------------------------------

                                      None
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,014,000 Shares of $0.001 par value Common Stock outstanding as of May 11, 2006.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                                    Unaudited

                            (Stated in U.S. Dollars)

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

                                                                                  March 31,             September 30,
                                                                                     2006                   2005
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)              (audited)
ASSETS

Current
     Cash                                                                  $         114          $         4,687
-------------------------------------------------------------------------------------------------------------------------
                                                                           $         114          $         4,687
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $       3,403          $         5,362
                                                                                   1,500                        -
                                                                           ---------------------------------------------
                                                                                   4,903                    5,362
                                                                           ---------------------------------------------

STOCKHOLDERS' (DEFICIENCY) EQUITY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          8,014,000 shares                                                         8,014                    8,014

     Additional paid-in capital                                                   20,786                   20,786

Deficit Accumulated During The Exploration Stage                                 (33,589)                 (29,475)
                                                                           ----------------------------------------------
                                                                                  (4,789)                    (675)
                                                                           ----------------------------------------------
                                                                           $         114          $         4,687
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

Nature And Continuance Of Operations (Note 1)











    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                    Unaudited
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Cumulative
                                                                                                                  Period From
                                   Three months          Three months      Six months            Six months      June 2, 2004
                                       Ended                Ended             Ended                 Ended       (Inception) to
                                      March 31,            March 31,         March 31,             March 31,        March 31,
                                        2006                 2005               2006                2005               2006
---------------------------------------------------------------------------------------------------------------------------------
Revenue                           $              -   $              -    $               -   $              -   $              -
                                 ------------------------------------------------------------------------------------------------

Expenses
     Assay                        $              -   $              -    $               -   $            211   $            211
     Consulting                                  -                  -                    -              1,000              1,000
     Filing                                      -                  -                    -                127              3,127
     Management fees                             -                  -                    -                  -              5,000
     Office and sundry                          23                 21                  258                118              1,478
     Professional fees                       1,428                800                2,856              2,130             17,312
     Mineral property costs                      -                660                    -                660              3,661
     Transfer agent                          1,000                  -                1,000                  -              1,000
     Travel                                      -                  -                    -                800                800
                                 -----------------------------------------------------------------------------------------------
                                             2,451              1,481                4,114              5,046             31,138
                                 -----------------------------------------------------------------------------------------------

Net Loss For The Period           $         (2,451)  $         (1,481)   $          (4,114)  $         (5,046)     $     (33,589)
================================================================================================================================

Basic And Diluted Loss Per Share  $          (0.00)  $          (0.01)   $           (0.00)  $          (0.01)
================================================================================================================================

Weighted Average Number Of
Shares Outstanding
                                         8,014,000          8,014,000            8,014,000          8,014,000
=================================================================================================================================





    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                    Unaudited
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                             Cumulative
                                                                                                              Period From
                                                                    Six months            Six months         June 2, 2004
                                                                       Ended                Ended           (Inception) to
                                                                     March 31,            March 31,            March 31,
                                                                       2006                  2005                2006
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                  $           (4,114)   $           (5,046)  $          (33,589)

     Change in non-cash working capital balance
     related to operations:
         Accounts payable and accrued liabilities                         (1,959)               (2,435)               3,403
                                                              --------------------------------------------------------------
                                                                          (6,073)               (7,481)             (30,186)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                     -               28,800
     Advance from related party                                            1,500                   (40)               1,500
                                                              --------------------------------------------------------------
                                                                                                   (40)              30,300
                                                              --------------------------------------------------------------

Increase (Decrease) In Cash During The Period                             (4,573)               (7,521)                 114

Cash, Beginning Of Period                                                  4,687                25,764                    -
                                                              -------------------------------------------------------------

Cash, End Of Period                                           $              114    $           18,243   $              114
===========================================================================================================================








    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

            PERIOD FROM JUNE 2, 2004 (INCEPTION) TO DECEMBER 31, 2005
                                    Unaudited
                            (Stated in U.S. Dollars)

                                                                                                 DEFICIT
                                                                                               ACCUMULATED
                                                      COMMON SHARES           ADDITIONAL        DURING THE
                                              --------------------------
                                                                   PAR          PAID-IN         EXPLORATION
                                                   NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                              -----------------------------------------------------------------------------------
Balance, June 2, 2004 (Date of inception)                -     $       -      $       -    $          -         $           -

Capital stock issued for cash:
     June 2004 at $0.001                          6,000,000         6,000             -               -                 6,000
     June 2004 at $0.01                           1,200,000         1,200         10,800              -                12,000
     July 2004 at $0.01                             800,000           800          7,200              -                 8,000
     July 2004 at $0.20                              14,000            14          2,786              -                 2,800
Net loss for the period                                  -              -              -         (7,436)               (7,436)
                                              -----------------------------------------------------------------------------------
Balance, September 30, 2004                       8,014,000         8,014         20,786         (7,436)               21,364

Net loss for the year                                    -              -              -        (22,039)              (22,039)
                                              -----------------------------------------------------------------------------------
Balance, September 30, 2005                       8,014,000         8,014         20,786        (29,475)                 (675)

Net loss for the period                                  -              -              -         (4,114)               (4,114)
                                              -----------------------------------------------------------------------------------
Balance, March 31, 2006                           8,014,000   $     8,014   $     20,786    $     (33,589)      $      (4,789)
                                              ===================================================================================







  The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $33,589 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The results of operations for the six months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

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

         If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)  Exploration Expenditures (continued)

         values.The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended September 30, 2004.

         The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To March 31, 2006, the Company has not granted any stock options.
         The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.
         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.
     l)  Comprehensive Loss
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:

     a)  Cash Payments totaling $13,000 as follows:

         -  $3,000  by July 2,  2004  (paid);  and
         -  an additional $10,000 by December 1, 2005.

         As at September 30, 2005, the agreement was in good standing. However, during the six months ended March 31, 2006, the Company did not make cash payment of $10,000. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

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

     At March 31, 2006, there were no outstanding stock options or warrants.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2005, the Company incurred $3,000 for filing services and $5,000 for management services which were charged to operations.


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the six months ended March 31, 2006, the Company incurred $856 (2005 - $600) for accounting services which were charged to operations.

     During the six months ended March 31, 2006, the Company's President provided a $1,500 loan on interest free basis payable on demand.

     As at March 31, 2006, accounts payable due to a related party was $61 (2004
     - $Nil).

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

In addition, we anticipate spending $14,000 on professional fees and $7,000 on administrative expenses. Our cash on hand at May 11, 2006, was $180. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the first phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.


Results Of Operations For Period Ending March 31, 2006

We did not earn any revenues during the six-month period ending March 31, 2006. During the period ended March 31, 2006, we incurred operating expenses in the amount of $4,114 compared to operating expenses of $5,046 incurred during the same period in fiscal 2005. These operating expenses were comprised of assay $Nil (2005: $211), consulting of $Nil (2005: $1,000), filing of $Nil ($2005:
$127), office and sundry expenses of $258 (2005: $118), professional fees of $2,856 (2005: $2,130), transfer agent of $1,000 (2005: $Nil), and travel expenses of $Nil (2005: $800).

As at March 31, 2006, the Company had $114 in cash and liabilities totalling $4,903 for a working capital deficiency of $4,789 compared to working capital deficiency of $675 as at September 30, 2005.

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


Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Elena Krioukova, our chief executive officer and principal accounting officer.

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

Item 6. Exhibits and Report on Form 8-K

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

We did not file any current reports on Form 8-K during the period.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006


Scala Minerals, Inc.


/s/ Elena Krioukova
------------------------------
Elena Krioukova, President