Form 10QSB
period 2006-06-30
Scala Minerals, Inc
filed 2006-08-14
CIK 1307787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended June 30, 2006.

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-121613
                                           ----------

                              SCALA MINERALS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                    Applied For
-------------------------------              ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


604 - 318 Homer Street
Vancouver, British Columbia, Canada                        V6B 2V2
-----------------------------------------              --------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:   604-602-7591
                                                  ------------

                                      None
        -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,014,000 Shares of $0.001 par value Common Stock outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one): Yes | | No | |

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                                    Unaudited

                            (Stated in U.S. Dollars)

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


                                                                                   June 30,             September 30,
                                                                                     2006                   2005
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)              (audited)
ASSETS

Current
     Cash                                                                  $         68           $         4,687
-------------------------------------------------------------------------------------------------------------------------
                                                                           $         68           $         4,687
=========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $      6,434           $         5,362
     Due to related party (Note 5)                                                3,486                         -
                                                                           ----------------------------------------------
                                                                                  9,920                     5,362
                                                                           ----------------------------------------------


STOCKHOLDERS' (DEFICIENCY) EQUITY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          8,014,000 shares                                                        8,014                     8,014

     Additional paid-in capital                                                  20,786                    20,786

Deficit Accumulated During The Exploration Stage                                (38,652)                  (29,475)
                                                                           ----------------------------------------------
                                                                                 (9,852)                     (675)
                                                                           ----------------------------------------------

                                                                           $         68             $       4,687
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

Nature And Continuance Of Operations (Note 1)




    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                    Unaudited
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Cumulative
                                                                                                                    Period From
                                      Three months      Three months         Nine months       Nine months         June 2, 2004
                                         Ended             Ended                Ended             Ended           (Inception) to
                                        June 30,           June 30,            June 30,          June 30,            June 30,
                                          2006              2005                2006               2005                2006
---------------------------------------------------------------------------------------------------------------------------------
Revenue                              $         -      $           -         $           -    $          -          $           -
                                    ---------------------------------------------------------------------------------------------

Expenses
     Assay                           $         -      $           -         $           -    $        211          $         211
     Consulting                                -                  -                     -           1,000                  1,000
     Filing                                    -              3,325                     -           3,452                  3,127
     Management fees                       1,500                  -                 1,500               -                  6,500
     Office and sundry                       146                945                   404           1,063                  1,624
     Professional fees                     3,317                884                 6,173           3,014                 20,629
     Mineral property costs                    -                  -                     -             660                  3,661
     Transfer agent                          100                  -                 1,100               -                  1,100
     Travel                                    -                  -                     -             800                    800
                                    ---------------------------------------------------------------------------------------------
                                           5,063              5,154                 9,177          10,200                 38,652
                                    ---------------------------------------------------------------------------------------------

Net Loss For The Period              $    (5,063)     $      (5,154)        $      (9,177)   $    (10,200)        $      (38,652)
=================================================================================================================================


Basic And Diluted Loss Per Share     $     (0.01)     $       (0.01)        $       (0.01)   $      (0.01)
=================================================================================================================================

Weighted Average Number Of Shares
Outstanding                            8,014,000          8,014,000             8,014,000       8,014,000
=================================================================================================================================

    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                    Unaudited
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                              Period From
                                                                    Nine months          Nine months         June 2, 2004
                                                                       Ended                Ended           (Inception) to
                                                                     June 30,              June 30,            March 31,
                                                                       2006                  2005                2006
----------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the period                                  $           (9,177)   $          (10,200)  $          (38,652)

     Change in non-cash working capital balance related to operations:
         Accounts payable and accrued liabilities                          1,072                   849                6,434
                                                              --------------------------------------------------------------
                                                                          (8,105)               (9,351)             (32,218)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                     -               28,800
     Advance from related party                                            3,486                   (40)               3,486
                                                              --------------------------------------------------------------
                                                                           3,486                   (40)              32,286
                                                              --------------------------------------------------------------

Increase (Decrease) In Cash During The Period                             (4,619)               (9,391)                  68

Cash, Beginning Of Period                                                  4,687                25,764                    -
                                                              --------------------------------------------------------------

Cash, End Of Period                                           $               68    $           16,373   $               68
============================================================================================================================



    The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

              PERIOD FROM JUNE 2, 2004 (INCEPTION) TO JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                            COMMON SHARES           ADDITIONAL        DURING THE
                                                     ----------------------------
                                                                        PAR          PAID-IN         EXPLORATION
                                                        NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                     -------------- ------------- --------------- ------------------- ------------
Balance, June 2, 2004 (Date of inception)                   -       $      -      $       -       $         -         $        -

Capital stock issued for cash:
     June 2004 at $0.001                                6,000,000         6,000           -                 -              6,000
     June 2004 at $0.01                                 1,200,000         1,200         10,800              -             12,000
     July 2004 at $0.01                                   800,000           800          7,200              -              8,000
     July 2004 at $0.20                                    14,000            14          2,786              -              2,800
Net loss for the period                                     -              -              -              (7,436)          (7,436)
                                                     -------------- ------------- --------------- ------------------- ------------
Balance, September 30, 2004                             8,014,000         8,014         20,786           (7,436)          21,364

Net loss for the year                                       -              -              -             (22,039)         (22,039)
                                                     -------------- ------------- --------------- ------------------- ------------
Balance, September 30, 2005                             8,014,000         8,014         20,786          (29,475)            (675)

Net loss for the period                                     -              -              -              (9,177)          (9,177)
                                                     -------------- ------------- --------------- ------------------- ------------
Balance, June 30, 2006                                  8,014,000   $     8,014   $     20,786    $     (38,652)      $   (9,852)
                                                     ============== ============= =============== =================== ============


    The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $38,652 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The results of operations for the nine months ended June 30, 2006 are not indicative of the results that may be expected for the full year.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended September 30, 2004.

         The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To June 30, 2006, the Company has not granted any stock options. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.
         The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.
     l)  Comprehensive Loss
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     m)  New Accounting Standards

         Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

     n)  Recent Accounting Pronouncements
         In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. This company is currently assessing the effect of this Interpretation on its financial statements. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     n)  Recent Accounting Pronouncements

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.


3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:


     a)  Cash Payments totaling $13,000 as follows:

         -  $3,000  by July 2,  2004  (paid);  and
         -  an  additional $10,000 by December 1, 2005.

         As at September 30, 2005, the agreement was in good standing. However, during the nine months ended June 30, 2006, the Company did not make cash payment of $10,000. The Company has not been provided with notice of default by the optionor to terminate the agreement. The Company is negotiating with the optionor to extend the option but has not entered into an agreement.

     b)  Expenditure Commitments

         Incurring, or causing to be incurred, exploration and development work on the Claims totalling at least $155,000 by July 1, 2007, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


3.   MINERAL PROPERTY (Continued)


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

     At June 30, 2006, there were no outstanding stock options or warrants.

5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the nine months ended June 30, 2006, the Company incurred $Nil (2005: $3,000) for filing services and $1,500 (2005: $Nil) for management services which were charged to operations.


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the nine months ended June 30, 2006, the Company incurred $1,280 (2005 - $984) for accounting services which were charged to operations.

     During the nine months ended June 30, 2006, the Company's President provided a $1,800 loan on interest free basis payable on demand.

     As at June 30, 2006, accounts payable due to the President of the Company was $3,486 (2005 - $61).

Forward-Looking Statements

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

In addition, we anticipate spending $12,000 on professional fees and $8,000 on administrative expenses. Our cash on hand at August 11, 2006, was $349. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the first phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.


Results Of Operations For Period Ending June 30, 2006

We did not earn any revenues during the nine-month period ending June 30, 2006. During the period ended June 30, 2006, we incurred operating expenses in the amount of $9,177 compared to operating expenses of $10,200 incurred during the same period in fiscal 2005. These operating expenses were comprised of assay of $Nil (2005: $211), consulting of $Nil (2005: $1,000), filing of $Nil ($2005:
$3,452), management fees of $1,500 (2005: $Nil), office and sundry expenses of $404 (2005: $1,063), professional fees of $6,173 (2005: $3,014), transfer agent of $1,100 (2005: $Nil), and travel expenses of $Nil (2005: $800).

As at June 30, 2006, the Company had $68 in cash and liabilities totalling $9,920 for a working capital deficiency of $9,852 compared to working capital deficiency of $675 as at September 30, 2005.

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


Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. This evaluation was conducted by Elena Krioukova, our chief executive officer and principal accounting officer.

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

August 11, 2006


Scala Minerals, Inc.


/s/ Elena Krioukova
------------------------------
Elena Krioukova, President