Form 10KSB
period 2006-09-30
Scala Minerals, Inc
filed 2007-01-16
CIK 1307787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006
                               ------------------

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-121613


                              SCALA MINERALS, INC.
             (Exact name of Registrant as specified in its charter)


            Nevada                                    Applied for
            ------                                  --------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                              604 -318 Homer Street
                   Vancouver, British Columbia, Canada V6B 2V2
                   -------------------------------------------
                    (Address of principal executive offices)

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

    Yes     X                                  No
      -------------                              -------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       Yes      X                               No
         -----------                              ---------------


State issuer's revenues for its most recent fiscal year:            Nil
                                                          ----------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $25,800 as at January 12, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              8,014,000 shares of common stock at January 12, 2007

TABLE OF CONTENTS

                                                                            Page

ITEM  1:  DESCRIPTION OF BUSINESS.............................................4
ITEM  2:  DESCRIPTION OF PROPERTY............................................11
ITEM  3:  LEGAL PROCEEDINGS..................................................11
ITEM  4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11
ITEM  5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11
ITEM  6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........11
ITEM  7:  FINANCIAL STATEMENTS...............................................12
ITEM  8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES..........................................28
ITEM  9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......28
ITEM 10:  EXECUTIVE COMPENSATION.............................................29
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....30
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................31
ITEM 13:  EXHIBITS AND REPORTS...............................................31
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................31

PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are an exploration stage company. We were incorporated on June 2, 2004, under the laws of the state of Nevada. In July of 2004 we were granted an option to acquire a 100% interest in a mineral claim unit, known as the Shore claim.

Shore Claim Property Option Agreement

Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005, and December 12, 2006, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:

a) Cash Payments of $3,000 by July 2, 2004 (paid).

b) Expenditure Commitments

     Incurring, or causing to be incurred, exploration and development work on the Claims totalling at least $155,000 by July 1, 2008, which work shall be conducted by the Company under the direction of a qualified geologist or project engineer, as follows:

      -      $10,000 in expenditures on the Claims by August 31, 2007;
      - an additional $45,000 in expenditures on the Claims by December 31, 2007; and
      - an additional $100,000 in expenditures on the Claims by July 1, 2008.

c)  Assessment Work

     Paying, or causing to be paid, to the Optionor, or on the Optionor's behalf, as the Company may determine, all Claims payments and assessment work required to keep the Claims and this Option in good standing during the term of this Agreement.

Title to the Shore Claim

The Shore Claim consists of one mineral claim. The property originally consisted of two mineral claims. However, in June 2005, the property was converted into one mineral claim under British Columbia's new electronic, Internet based recording system. In 2006 the total area of the claims has been expanded to
206.987 hectares. There are no other underlying agreements or interests in the property, other than our option described above.

Specifics of the Shore mineral claim is as follows:

Claim Name        Claim Number   Date of Recording       Date of Expiry
----------        ------------   -----------------       --------------
Shore               529742         March 8, 2006          March 8, 2007

In order to keep the claim comprising the Shore claim in good standing, we must incur at least $4,000 in exploration work on the claim prior to March 8, 2007. The expiry date is thereby extended for an additional two years.

The property is held in trust by the vendor for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At December 29, 2006 the title to the property has not been recorded in the name of the Company.

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

 The shear zones are as much as three meters wide and are locally rimmed by quartz zones. Quartz is often found in close proximity to precious metals such as gold and silver. The rocks in these quartz zones contain cavities filled with limonite, clay and magnetite. Limonite and magnetite are both forms of iron oxide. The metals that we are seeking on the Shore claim are often present in places with high iron oxide content.

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

Risk Factors
------------
In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

We currently do not have any operations and we have no income. As of September 30, 2006, we had cash in the amount of $335. The Company has a working capital deficiency of $15,973 and has incurred losses since inception of $44,773 and further losses are anticipated in the operating activities of the Company raising substantial doubt as to the Company's ability to continue as a going concern.

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

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS MAY FAIL.
The Independent Auditor's Report to our audited financial statements for the year ended September 30, 2006, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfill our operating and exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

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

Subsequent to September 30, 2006, the Company signed a Mineral Property Option Amending Agreement with the owner of the Shore claim. In accordance to this agreement the Company keeps an option to acquire a 100% undivided right, title and interest in the mineral claim by incurring, or causing to be incurred, exploration and development work on the claim totalling at least $155,000 by July 1, 2008, as follows:

- $10,000 in expenditures on the Claims by August 31, 2007;
- an additional $45,000 in expenditures on the Claims by December 31, 2007; and
- an additional $100,000 in expenditures on the Claims by July 1, 2008.

In addition, we anticipate spending $10,000 on professional fees and $10,000 on administrative expenses. Our cash on hand at December 29, 2006 was $1,154. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We do not currently have any arrangements for raising additional funding.

Results of Operations For the Year Ended September 30, 2006

We did not earn any revenues during the year ending September 30, 2006. During the year ended September 30, 2006, we incurred operating expenses in the amount of $15,298 compared to operating expenses of $22,039 incurred during the year ended September 30, 2005. These operating expenses were comprised of consulting of $Nil (2005: $1,000), filing of $125 ($2005: $3,127), management fees of
$3,000 (2005: $5,000), office  and  sundry  expenses  of  $300  (2005:  $1,084), professional fees of $10,773 (2005: $10,156) mineral property costs of $Nil (2005: $661), and travel expenses of $Nil (2005: $800).

As at September 30, 2006, the Company had $335 in cash and liabilities totalling $16,308 for a working capital deficiency of $15,973 compared to working capital of $675 as at September 30, 2005.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


ITEM 7:  FINANCIAL STATEMENTS

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)

                                                                MORGAN & COMPANY
                                                           CHARTERED ACCOUNTANTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of
Scala Minerals Inc.
(An exploration Company)


We have audited the accompanying balance sheets of Scala Minerals Inc. as of September 30, 2006 and 2005, and the related statements of operations, cash flows, and stockholders' equity for the year ended September 30, 2006 and 2005, and for the cumulative period from June 2, 2004 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the year ended September 30, 2006 and 2005, and for the cumulative period from June 2, 2004 (inception) to September 30, 2006 in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders' deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                            "Morgan & Company"

December 29, 2006                                         Chartered Accountants

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)


                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                          SEPTEMBER 30
                                                                                     2006                   2005
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
      Cash                                                                 $         335          $         4,687
=========================================================================================================================

LIABILITIES

Current
      Accounts payable and accrued liabilities                             $              16,308  $                5,362
                                                                           ----------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock
      Authorized:
            75,000,000 shares with a par value of $0.001

      Issued and Outstanding:
            8,014,000 shares                                                         8,014                  8,014

      Additional paid-in capital                                                   20,786                 20,786

Deficit Accumulated During The Exploration Stage                                       (44,773)               (29,475)
                                                                           ----------------------------------------------
                                                                                   (15,973)               (675)
                                                                           ----------------------------------------------

                                                                           $       335            $       4,687
=========================================================================================================================

Nature And Continuance Of Operations



   The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                           Cumulative
                                                                                                          Period From
                                                                Year                   Year               June 2, 2004
                                                                Ended                  Ended             (Inception) to
                                                            September 30,          September 30,         September 30,
                                                                2006                   2005                   2006
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                $              -      $               -      $              -
                                                       -------------------------------------------------------------------

Expenses
     Assay                                             $              -      $             211      $            211
     Consulting                                                       -                  1,000                 1,000
     Filing                                                         125                  3,127                 3,252
     Management fees                                              3,000                  5,000                 8,000
     Office and sundry                                              300                  1,084                 1,520
     Professional fees                                           10,773                 10,156                25,229
     Mineral property costs                                           -                    661                 3,661
     Transfer agent                                               1,100                      -                 1,100
     Travel                                                           -                    800                   800
                                                       -------------------------------------------------------------------
                                                                 15,298                 22,039                44,773
                                                       -------------------------------------------------------------------

Net Loss For The Period                                $        (15,298)     $         (22,039)     $        (44,773)
==========================================================================================================================


Basic And Diluted Loss Per Share                       $          (0.00)     $          (0.00)
===================================================================================================

Weighted Average Number Of Shares Outstanding
                                                              8,014,000              8,014,000
===================================================================================================



  The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                              Period From
                                                                       Year                  Year            June 2, 2004
                                                                       Ended                Ended           (Inception) to
                                                                   September 30,        September 30,        September 30,
                                                                       2006                  2005                2006
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                  $          (15,298)   $          (22,039)  $          (44,773)

     Change in non-cash working capital balance related to operations:
         Accounts payable and accrued liabilities                          4,960                   962               10,322
                                                              --------------------------------------------------------------
                                                                         (10,338)              (21,077)             (34,451)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                     -               28,800
     Advance from related party                                            5,986                     -                5,986
                                                              --------------------------------------------------------------
                                                                           5,986                     -               34,786
                                                              --------------------------------------------------------------

Increase (Decrease) In Cash During The Period                             (4,352)              (21,077)                 335

Cash, Beginning Of Period                                                  4,687                25,764                    -
                                                              --------------------------------------------------------------

Cash, End Of Period                                           $              335    $            4,687   $              335
============================================================================================================================


  The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

           PERIOD FROM JUNE 2, 2004 (INCEPTION) TO SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                       COMMON SHARES           ADDITIONAL        DURING THE
                                                ----------------------------
                                                                   PAR          PAID-IN         EXPLORATION
                                                   NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                -------------------------------------------------------------------------------
Balance, June 2, 2004 (Date of inception)              -       $      -      $       -       $         -         $        -

Capital stock issued for cash:
     June 2004 at $0.001                           6,000,000         6,000           -                 -                 6,000
     June 2004 at $0.01                            1,200,000         1,200         10,800              -                12,000
     July 2004 at $0.01                              800,000           800          7,200              -                 8,000
     July 2004 at $0.20                               14,000            14          2,786              -                 2,800
Net loss for the period                                -              -              -              (7,436)             (7,436)
                                                --------------------------------------------------------------------------------
Balance, September 30, 2004                        8,014,000         8,014         20,786           (7,436)             21,364

Net loss for the year                                 -              -              -             (22,039)            (22,039)
                                                --------------------------------------------------------------------------------
Balance, September 30, 2005                        8,014,000         8,014         20,786          (29,475)               (675)

Net loss for the year                                  -              -              -             (15,298)            (15,298)
                                                --------------------------------------------------------------------------------
Balance, September 30, 2006                        8,014,000   $     8,014   $     20,786    $     (44,773)      $     (15,973)
                                                ================================================================================



 The accompanying notes are an integral part of these financial statements

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $44,773 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company's fiscal year end is September 30.

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)  Mineral Property Acquisition Payments (Continued)

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)  Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Foreign currency denominated transactions is translated into United States dollars at the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies have been translated into United States dollars at the rate of exchange in effect at the balance sheet date. Any gains or losses resulting on translation have been included in the determination of income.

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


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

         The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To September 30, 2006, the Company has not granted any stock options.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


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


     l)  Comprehensive Loss

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006 and 2005, the
         Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.


     m)  Recent Accounting Pronouncements

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

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     m)  Recent Accounting Pronouncements (Continued)

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

         Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


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

     b)  Exploration Expenditure Payments totaling $155,000 as follows:

         - $10,000 in  expenditures  on the  Claims by  January  1,  2006;
         - an additional $45,000 in expenditures on the Claims by July 1, 2006; and
         - an additional $100,000 in expenditures on the Claims by July 1, 2007.

         Incurring, or causing to be incurred, exploration and development work on the Claims under the direction of a qualified geologist or project engineer.

         During the year ended September 30, 2006, the Company did not make the required cash payments. The Company had not been provided with notice of default by the optionor to terminate the agreement. Subsequent to September 30, 2006, the Company has negotiated with the optionor to extend the option and entered into an amending agreement on December 12, 2006 whereby the Company became compliant with the terms of the option agreement (see Note 7).

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

     At September 30, 2006, there were no outstanding stock options or warrants.

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)



5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2006, the Company incurred $ Nil (2005: $3,000) for filing services and $3,000 (2005: $5,000) for management services which were charged to operations.


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the year ended September 30, 2006, the Company incurred $1,880 (2005: $1,626) for accounting services which were charged to operations.

     As at September 30, 2006, accounts payable included an amount due to a related party in the amount of $5,986 (2005: $61).


6.   INCOME TAXES

     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses totalling approximately $44,773 which expire commencing 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     The components of the net deferred tax asset and the elected amount of the valuation allowance are indicated below:

                                                   2006             2005
                                               ---------------- ---------------

    Statutory tax rate                             34%               34%
                                               --------------------------------

    Deferred tax asset                          $  15,200        $   10,000
    Valuation allowance                           (15,200)          (10,000)
                                               --------------------------------

    Net deferred tax asset                      $      -         $       -
                                               ================================

                               SCALA MINERALS INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                            (Stated in U.S. Dollars)


6.   INCOME TAXES (Continued)

     The Company's provision for income taxes differs from the amounts computed by applying the statutory income tax rates to the loss as a result of the following:

                                                                                        2006             2005
                                                                                   --------------------------------
    Recovery of income taxes at statutory rates                                    $    5,200       $     7,500
    Tax benefit not recognized on current year's losses                                (5,200)           (7,500)
                                                                                   --------------------------------

                                                                                   $       -        $        -
                                                                                   ================================

7.   SUBSEQUENT EVENT

     On December 12, 2006, the Company entered into a Mineral Property Option Amending Agreement on the Shore claim. The agreement allows the Company to maintain an option to acquire a 100% undivided right, title and interest in the mineral claim by incurring, or causing to be incurred, exploration and development work on the claim totalling at least $155,000 by July 1, 2008, as follows:

         - $10,000  in  expenditures  on the  Claims by August  31,  2007;
         - an additional $45,000 in expenditures on the Claims by December 31, 2007; and
         - an additional $100,000 in expenditures on the Claims by July 1, 2008.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                 Age
----------------                 ---
Elena Krioukova                  45

Executive Officers:

Name of Officer                  Age            Office
---------------                  ---            ------
Elena Krioukova                  45             President, Chief
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


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended September 30, 2006 and 2005.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name           Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
----           -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Elena          President/ 2006     $3,000   0          $0               0                0          0             0
Krioukova      Chief      2005     $5,000   0          $3,000           0                0          0             0
               Executive
               Officer
               Secretary/Treasurer

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


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

(President, Chief Executive Officer
Secretary, Treasurer, and Director)


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 29, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

     TITLE OF CLASS          NAME OF BENEFICIAL OWNER        SHARES OF COMMON STOCK          PERCENT OF CLASS
----------------------------------------------------------------------------------------------------------------
Common                        Elena Krioukova                       3,000,000                    37.43 %
----------------------------------------------------------------------------------------------------------------

Directors and Officers                                                                           37.43%
as a Group

The percent of class is based on 8,014,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2006:

     a) A private company controlled by the President of the Company provides filing and management services to the Company. During the year ended September 30, 2006, the Company incurred $Nil (2005: $3,000) for filingservices and $3,000 (2005: $5,000) for management services which were charged to operations.

     b) A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the year ended September 30, 2006, the Company incurred $1,880 (2005:
           $1,626) for accounting services which were charged to operations.

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

There were no reports filed on Form 8-K during the quarter ended September 30, 2006.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, billed the following fees for the services indicated:

                                  Fiscal year-ended
                        September 30, 2006                    September 30, 2005

Audit fees                    $ 6,500                               $ 3,500
Audit-related fees                  -                                     -
Tax fees                            -                                     -
All other fees             $        -                                $    -

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

Dated: January 12, 2007
                                              Scala Minerals, Inc.

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