Form 10QSB
period 2006-12-31
Scala Minerals, Inc
filed 2007-02-14
CIK 1307787

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended December 31, 2006.

[  ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period             to
                                   -----------    ------------

                        Commission File Number 333-121613
                                               ----------

                              SCALA MINERALS, INC.
  -----------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      Applied For
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


604 - 318 Homer Street
Vancouver, British Columbia, Canada                         V6B 2V2
---------------------------------------             --------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code: 778-858-9887


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,014,000 Shares of $0.001 par value Common Stock outstanding as of February 14, 2007.

Transitional Small Business Disclosure Format (Check one):
Yes |       |   No |       |

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                    Unaudited

                            (Stated in U.S. Dollars)

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                    Unaudited
                            (Stated in U.S. Dollars)

                                                                                 December 31,           September 30,
                                                                                     2006                   2006
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
     Cash                                                                  $             1,109        $            335
========================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                              $            25,955        $         16,308
                                                                           ---------------------------------------------

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 4)
     Authorized:
         75,000,000 shares with a par value of $0.001

     Issued and Outstanding:
          8,014,000 shares                                                               8,014                   8,014

     Additional paid-in capital                                                         20,786                  20,786

Deficit Accumulated During The Exploration Stage                                       (53,646)                (44,773)
                                                                           ----------------------------------------------
                                                                                       (24,846)                (15,973)
                                                                           ----------------------------------------------


                                                                           $             1,109          $         335
=========================================================================================================================

Nature And Continuance Of Operations (Note 1)








    The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                    Unaudited
                            (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------
                                                                                                       Cumulative
                                                                                                      Period From
                                                        Three months           Three months           June 2, 2004
                                                            Ended                 Ended              (Inception) to
                                                        December 31,           December 31,           December 31,
                                                            2006                   2005                   2006
-------------------------------------------------- -- ------------------ --- ----------------- --- -------------------
Revenue                                            $              -      $               -     $               -
                                                   -------------------------------------------------------------------

Expenses
     Assay                                         $              -      $               -     $             211
     Consulting                                                   -                      -                 1,000
     Filing                                                       -                      -                 3,252
     Management fees                                          1,500                      -                 9,500
     Office and sundry                                          147                    235                 1,667
     Professional fees                                        5,701                  1,428                30,930
     Mineral property costs                                   1,000                      -                 4,661
     Transfer agent                                             525                      -                 1,625
     Travel                                                       -                      -                   800
                                                   -------------------------------------------------------------------
                                                              8,873                  1,663                53,646
                                                   -------------------------------------------------------------------

Net Loss For The Period                            $         (8,873)     $          (1,663)    $         (53,646)
======================================================================================================================


Basic And Diluted Loss Per Common Share            $          (0.00)     $           (0.00)
===========================================================================================


Weighted Average Number Of Common Shares
Outstanding                                               8,014,000              8,014,000
===========================================================================================











    The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                    Unaudited
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                              Period From
                                                                   Three months          Three months        June 2, 2004
                                                                       Ended                Ended           (Inception) to
                                                                   December 31,          December 31,        December 31,
                                                                       2006                  2005                2006
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net loss for the period                                  $           (8,873)   $           (1,663)  $          (53,646)

     Change in non-cash working capital balance related to operations:
         Prepaid expenses                                                      -                (1,000)                   -
         Accounts payable and accrued liabilities                          9,647                 1,428               14,719
                                                              --------------------------------------------------------------
                                                                             774                (1,235)             (38,927)
                                                              --------------------------------------------------------------

Cash Flows From Financing Activity
     Capital stock issued                                                      -                     -               28,800
     Advance from related party                                                -                     -               11,236
                                                              --------------------------------------------------------------
                                                                               -                     -               40,036
                                                              --------------------------------------------------------------

Increase (Decrease) In Cash During The Period                                774                (1,235)               1,109

Cash, Beginning Of Period                                                    335                 4,687                    -
                                                              --------------------------------------------------------------

Cash, End Of Period                                           $            1,109    $            3,452   $            1,109
============================================================================================================================










    The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

            PERIOD FROM JUNE 2, 2004 (INCEPTION) TO DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                                                            COMMON SHARES           ADDITIONAL        DURING THE
                                                     ----------------------------
                                                                        PAR          PAID-IN         EXPLORATION
                                                        NUMBER         VALUE         CAPITAL            STAGE             TOTAL
                                                     -------------------------------------------------------------------------------
Balance, June 2, 2004 (Date of inception)                      -       $      -   $       -       $         -       $        -

Capital stock issued for cash:
     June 2004 at $0.001                                6,000,000         6,000           -                 -                 6,000
     June 2004 at $0.01                                 1,200,000         1,200         10,800              -                12,000
     July 2004 at $0.01                                   800,000           800          7,200              -                 8,000
     July 2004 at $0.20                                    14,000            14          2,786              -                 2,800
Net loss for the period                                     -              -              -              (7,436)             (7,436)
                                                     ------------------------------------------------------------------------------
Balance, September 30, 2004                             8,014,000         8,014         20,786           (7,436)             21,364

Net loss for the year                                       -              -              -             (22,039)            (22,039)
                                                     ------------------------------------------------------------------------------
Balance, September 30, 2005                             8,014,000         8,014         20,786          (29,475)               (675)

Net loss for the year                                       -              -              -             (15,298)            (15,298)
                                                     -------------------------------------------------------------------------------
Balance, September 30, 2006                             8,014,000         8,014         20,786          (44,773)            (15,973)

Net loss for the period                                     -              -              -              (8,873)             (8,873)
                                                     -------------------------------------------------------------------------------
Balance, December 31, 2006                              8,014,000   $     8,014   $     20,786    $     (53,646)      $     (24,846)
                                                     ===============================================================================









    The accompanying notes are an integral part of these financial statements

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


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

     These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $53,646 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

     The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended September 30, 2006.

     The results of operations for the three months ended December 31, 2006 are not indicative of the results that may be expected for the full year.

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Mineral Property Acquisition Payments

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

     c)  Exploration Expenditures

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

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     d)  Use of Estimates and Assumptions

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

     e)  Foreign Currency Translation

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

     f)  Basic and Diluted Net Loss Per Share

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

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)



3.   MINERAL PROPERTY

     Pursuant to a mineral property option agreement dated July 6, 2004, as amended on June 30, 2005 and December 12, 2006, the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada for:


     a)  Cash payments totaling $3,000 as follows:

         -    $3,000 by July 2, 2004 (paid)

     b) Exploration expenditure payments on the claims totaling at least $155,000 as follows:

         - $10,000 by August 31, 2007; - an additional $45,000 by December 31, 2007; and - an additional $100,000 by July 1, 2008.

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

     At December 31, 2006, there were no outstanding stock options or warrants.

                              SCALA MINERALS, INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                    Unaudited
                            (Stated in U.S. Dollars)



5.   RELATED PARTY BALANCES AND TRANSACTIONS

     A private company controlled by the President of the Company provides filing and management services to the Company. During the three months ended December 31, 2006, the Company incurred $1,500 (2005: $Nil) for management services which were charged to operations.


     A private company controlled by the spouse of the President of the Company provides accounting services to the Company. During the three months ended December 31, 2006, the Company incurred $600 (2005: $428) for accounting services which were charged to operations.

     As at December 31, 2006, accounts payable included an amount due to a related party in the amount of $11,236 (2005: $61).

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

During the three months ended December 31, 2006 the Company signed a property option agreement whereby the terms, under which the Company was granted an option to acquire a 100% undivided right, title and interest in a mineral claim unit, known as the Shore claim, located in the Nicola Mining Division of British Columbia, Canada, are now as follows :

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

In addition, we anticipate spending $10,000 on professional fees and $6,000 on administrative expenses. Our cash on hand at December 31, 2006, was $1,109. Accordingly, we will need to raise additional funds in order to complete the recommended exploration program on the Shore Claim and meet our other expected expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the first phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Results Of Operations For Period Ending December 31, 2006

We did not earn any revenues during the three-month period ending December 31, 2006. During the three -month period ended December 31, 2006, we incurred operating expenses in the amount of $8,873 compared to operating expenses of $1,663 incurred during the same three-month period in fiscal 2005. These operating expenses were comprised of management fees of $1,500 (2005: $Nil), office and sundry expenses of $147 (2005: $235), professional fees of $5,701 (2005: $1,428), mineral property costs of $1,000 (2005: $Nil), transfer agent of $525 (2005: $Nil).

As at December 31, 2006, the Company had $1,109 in cash and liabilities totalling $25,955 for a working capital deficiency of $24,846 compared to working capital deficiency of $15,973 as at September 30, 2006.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Elena Krioukova, our chief executive officer and principal accounting officer.

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

February 14, 2007


Scala Minerals, Inc.


/s/ Elena Krioukova
------------------------------
Elena Krioukova, President